Form 10-K405
period 1996-12-31
CAPITA EQUIPMENT RECEIVABLES TRUST 1996-1
filed 1997-03-28
CIK 1022831

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                    FORM 10-K

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   For The Fiscal Year Ended December 31, 1996
                                       OR
            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For The Transition Period From ____________ to _________

                       Commission File Number 333-08645-01
                    CAPITA EQUIPMENT RECEIVABLES TRUST 1996-1

            A NEW YORK                        I.R.S. EMPLOYER IDENTIFICATION
         BUSINESS TRUST                              No. 13-709732

                          c/o AT&T Capital Corporation
               44 Whippany Road, Morristown, New Jersey 07962-1983
                          Telephone Number 201-397-3000

                               ------------------

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                Name of exchange on
                                                     which registered

-------------------                                -------------------
Receivable-Backed Notes                                   None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing. Not Applicable

                       DOCUMENTS INCORPORATED BY REFERENCE
                                 Not Applicable

                             TABLE OF CONTENTS

                                  PART I

     Item                          Description                        Page
       2.      Properties                                               1
       3.      Legal Proceedings                                        1
       4.      Submission of Matters to a Vote of Security-Holders      1

                                  PART II

       5.      Market for Registrant's Common Equity and Related
                Stockholder Matters                                     1

       9.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                     1

                                  PART III

      12.      Security Ownership of Certain Beneficial Owners and
                Management                                              2

      13.      Certain Relationships and Related Transactions           2

                                  PART IV

      14.      Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K                                             2

                                     PART I

ITEM 2.  PROPERTIES

         The Trust owns no physical properties.

ITEM 3.  LEGAL PROCEEDINGS

         There are no pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         No matter has been submitted to a vote of the holders of the Receivable-Backed Notes or Equity Certificates through the solicitation of proxies or otherwise.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for the Equity Certificates of the Trust. As of December 31, 1996, the number of holders of record were as follows: Equity Certificates: 1. As of December 31, 1996, two monthly distributions had been made to the holders of the Equity Certificates.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not Applicable.

                                    PART III

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Not Applicable.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        a) Documents filed as a part of the report:

               (3)  Exhibits:

                   99(a)    Report of Independent Auditors

                   99(b) Management Assertion pursuant to Section 3.11 of the Transfer and Servicing Agreement dated October 1, 1996 between Capita Equipment Receivables Trust 1996-1, Antigua Funding Corporation, AT&T Capital Corporation and The Chase Manhattan Bank.

            b)   Current Reports on Form 8-K:

                 Reports on Form 8-K dated November 8, 1996 and December 9, 1996 related to the Capita Equipment Receivables Trust 1996-1 Receivable-Backed Notes were filed.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CAPITA EQUIPMENT RECEIVABLES TRUST 1996-1

                               By: AT&T Capital Corporation, as Servicer

                               By:  EDWARD M. DWYER
                                  ______________________
                                    Edward M. Dwyer
                                    Senior Vice  President and
                                    Chief Financial Officer of
                                    AT&T Capital Corporation

 March 28, 1997

                                  EXHIBIT INDEX

Exhibit No.

            99(a)  Report of Independent Accountants

            99(b)  Management Assertion